Form 10-K/A
period 2001-12-31
NOVASTAR MORTGAGE FUNDING TRUST SERIES 2001-1
filed 2002-12-18
CIK 1137255

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-50290-01

         NovaStar Mortgage Funding Trust
         Home Equity Loan Asset-Backed Certs.
         Series 2001-1
         (Exact name of registrant as specified in its charter)



   New York                                        52-2289292
                                                   52-2289293
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.,
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 26, 2002 on behalf of NovaStar Mortgage Funding Trust Home Equity
  Loan Asset-Backed Certs., Series 2001-1 established pursuant to the Pooling and Servicing Agreement among Novastar Mortgage Funding Corporation as Company, Novastar Mortgage Inc as Servicer and Seller, Wells Fargo Bank Minnesota, N.A. as Certificate Administrator and Trustee, and First Union National Bank as Custodian pursuant to which NovaStar Mortgage Funding Trust, Home Equity Loan Asset-Backed Certs., Series 2001-1 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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




       a) NovaStar Mortgage, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) NovaStar Mortgage, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) NovaStar Mortgage, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 07, 2001, and January 08, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


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



    NovaStar Mortgage Funding Trust
    Home Equity Loan Asset-Backed Certs.
    Series 2001-1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Certificate Administrator

  By:   Kwan Lee, as Vice President

  By: /s/  Kwan Lee

  Dated: December 16, 2002



Sarbanes-Oxley Certification


I, Kwan Lee, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of NovaStar Mortgage Funding Trust Home Equity Loan Asset-Backed Certs. Series 2001-1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      Kwan Lee
      [Signature]


      Vice President
      [Title]


  Exhibit Index

  Exhibit No.

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




     a) NovaStar Mortgage, as Servicer <F1>


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) NovaStar Mortgage, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) NovaStar Mortgage, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

Deloitte
&Touche      (logo)

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, Missouri 64106-2232

Tel: (816) 474-6180
www.us.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of
NovaStar Mortgage, Inc.:



We have examined the accompanying management assertion that NovaStar
Mortgage, Inc. and subsidiaries (the "Company"), (a wholly owned subsidiary of NovaStar Financial, Inc.), complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.

February 11, 2002


Deloitte
Touche
Tohatsu    (logo)


EX 99.2 (a)

NovaStar   (logo)


NovaStar Mortgage, Inc.
1901 West 47th Place, Suite 105
Westwood, Kansas 66205
913-514-3500
913-514-3515 FAX

February 11, 2002

Deloitte & Touche LLP
1010 Grand Blvd., Suite 400
Kansas City, Missouri 64106

Ladies and Gentlemen:

As of and for the year ended December 31, 2001, NovaStar Mortgage, Inc. and subsidiaries(the "Company"), (A wholly owned subsidiary of NovaStar Financial, Inc.), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of December 31, 2001 and for the year then ended, the Company had in effect a fidelity bond in the amount of $1,000,000, and errors and omissions coverage in the amount of $2,000,000 on any one mortgage.

Sincerely,

NovaStar Mortgage, Inc.

W. Lance Anderson
President

Christopher S. Miller
Senior Vice President

Rodney E. Schwatken
Vice President, Treasurer and Controller


EX 99.3 (a)

NovaStar  (logo)


NovaStar Mortgage, Inc.
P.O. Box 2900
Shawnee Mission, Kansas 66201
888.289.1231 Customer Service
913.362.8523 FAX

March 30, 2002

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044

Attn:   NovaStar 2001 -1
Re: Officer's Certificate for NovaStar Mortgage Funding Trust, Series 2001-1 Home Equity Loan Asset-Backed Bonds

To Whom It May Concern:

In connection with the Pooling and Servicing Agreement dated as of March 1, 2001, an Authorized Officer is hereby stating, as to the signer thereof, that

(i) a review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision that;
(ii) to the best of such officer's knowledge, based on such review, the Servicer has fulfilled its obligations under this Agreement in all material respects for such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof including the steps being taken by the Servicer to remedy such default;
(iii) a review of the activities of each Subservicer during the Subservicer's most recently ended calendar year and its performance under its Subservicing Agreement has been made under such officer's supervision; and
(iv) to the best of the Servicing Officer's knowledge, based on his review and the certification of an officer of the Subservicer (unless the Servicing Officer has reason to believe that reliance on such certification is not justified), either each Subservicer has performed and fulfilled its duties, responsibilities and obligations under this Agreement and its Subservicing Agreement in all material respects throughout the year, or, if there has been a default in performance or fulfillment of any such duties, responsibilities or obligations, specifying the nature and status of each such default known to the Servicing Officer.

Sincerely,

Chris Miller
Senior Vice President
Servicing Manager